Form 10-K405
period 1998-12-31
CONTIMORTGAGE HOME EQUITY TRUST 1998-1
filed 1999-03-30
CIK 1058155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                         Commission File number  33-339505
                                                ----------

                   ContiMortgage Home Equity Loan Trust 1998-1
            -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                                16-1547407
                                                                16-1547408
                 New York                                       16-1547409
-------------------------------------------------         ----------------------
       (State of other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                              14240-2599
----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:          Name of each exchange on which registered:

              None                                   None
        --------------------          ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1998-1
                                      INDEX

                                                                            Page

PART 1  ...................................................................   3
    ITEM 1  - Business.....................................................   3
    ITEM 2  - Properties...................................................   3
    ITEM 3  - Legal Proceedings............................................   3
    ITEM 4  - Submission of Matters to a Vote of Security Holders..........   3

PART II  ..................................................................   3
    ITEM 5  - Market for Registrant's Common Stock and
              Related Stockholder Matters..................................   3
    ITEM 6  - Selected Financial Data......................................   3
    ITEM 7  - Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...............   4
    ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk...   4
    ITEM 8  - Financial Statements and Supplementary Data..................   4
    ITEM 9  - Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................   4

PART III...................................................................   4
    ITEM 10 - Directors and Executive Officers of the Registrant...........   4
    ITEM 11 - Executive Compensation.......................................   4
    ITEM 12 - Security Ownership of Certain Beneficial
              Owners and Management........................................   4
    ITEM 13 - Certain Relationships and Related Transactions...............  11

PART IV ..................................................................   11
    ITEM 14 - Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.........................................   11

SIGNATURES   .............................................................   12
INDEX TO EXHIBITS ........................................................   13

                                     PART I

ITEM 1 - Business

         Not Applicable.

ITEM 2 - Properties

         Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1998-1 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated March 1, 1998, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholders

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificate, Class B Certificates, and Class A-10IO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 4, 1999, there were no holders of the Class A-1 Certificates, 15 holders of the Class A-2 Certificates, 24 holders of the Class A-3 Certificates, 18 holders of the Class A-4 Certificates, 35 holders of the Class A-5 Certificates, 25 holders of the Class A-6 Certificates, 10 holders of the Class A-7 Certificates, 11 holders of the Class A-8 Certificates, 2 holders of the Class A-9 Certificates, 4 holders of the Class B Certificate and 1 holder of the Class A-10IO Certificates.

ITEM 6 - Selected Financial Data

         Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not applicable.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

         In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1998 was $6,030,612.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 -   Directors and Executive Officers of the Registrant

            Not applicable.

ITEM 11 -   Executive Compensation

            Not applicable.

ITEM 12 -   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
                                                        ------------
      Name and Address                       All Dollar Amounts Are in Thousands
      ----------------                       -----------------------------------
                                                Principal             Percent
                                                ---------             -------
Class A-1 Certificates
- none -

Class A-2 Certificates
----------------------

The Bank of New York                               $24,764              11.75%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company              $47,968              22.76%
c/o Mellon Bank N.A.
Three Mellon Bank Center - Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                               $22,277              10.57%
4 New York Plaza - 13th Floor
New York, NY  10004

Citibank, N.A.                                     $33,426              15.86%
P. O. Box 30576
Tampa, FL 33630-3576

First Union National Bank                          $14,858                7.05%
P.O. Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

State Street Bank and Trust Company                $38,969               18.49%
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Wachovia Bank, N.A.                                $11,760                5.58%
100 N. Main Street, NC 37121
Winston-Salem, NC 27150

Class A-3 Certificates
----------------------

The Bank of New York                               $30,200                8.17%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                             $118,775               32.14%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Bear Stearns Securities Corp.                      $35,000                9.46%
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862

Chase Manhattan Bank                              $123,408               33.39%
4 New York Plaza - 13th Floor
New York, NY 10004

State Street Bank and Trust Company                $20,000                5.41%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-4 Certificates
----------------------

The Bank of New York                               $11,100                8.76%
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                              $38,200               30.15%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                               $40,382               31.88%
4 New York Plaza
New York, NY 10004

Citibank                                            $8,500                6.71%
P. O. Box 30576
Tampa, FL 33630-3576

The First National Bank of Maryland                 $6,600                5.21%
9th Floor - M/C 109-911
110 So. Paca Street
Baltimore, MD 21201

State Street Bank and Trust Company                 $9,500                7.50%
Global Corp Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-5 Certificates

American Express Trust Company                     $47,000               38.76%
1200 Northstar West
Minneapolis, MN 55440

Bankers Trust Company                              $15,320               12.64%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN

Boston Safe Deposit and Trust Company              $15,979               13.18%
c/o Mellon Bank N.A.
Three Mellon Bank Center - Room 153-3015
Pittsburgh, PA 15259

Firstar Trust Company                               $7,600                6.27%
777 E. Wisconsin Avenue
Milwaukee, WI 53202

State Street Bank and Trust Company                 $7,864                6.49%
Global Corp Action Dept. JAB5W

P.O. Box 1631
Boston, MA  02105-1631

Class A-6 Certificates
----------------------

Bank of New York                                    $9,115               11.30%
925 Patterson Plank Road
Seacaucus, NJ 07094

Bankers Trust Company                              $28,670               35.54%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                $6,835                8.47%
4 New York Plaza - 13th Floor
New York, New York 10004

The First National Bank of Maryland                 $6,000                7.44%
9th Floor - M/C 109-911
110 South Paca Street
Baltimore, MD 21201

National City Bank                                  $4,900                6.07%
1900 East 9th Street
Cleveland, OH 44114

State Street Bank and Trust Company                 $7,850                9.73%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-7 Certificates
----------------------


The Bank of New York                               $32,000               28.97%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                               $15,000               13.58%
4 New York Plaza - 13th Floor
New York, NY 10004

Morgan Stanley & Co. Incorporated                  $20,500               18.56%
One Pierrepont Plaza - 7th Floor
Brooklyn, NY 11201

Prudential Securities Incorporated                 $16,971               15.36%
Issuer Services
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

State Street Bank and Trust Company                 $6,000                5.43%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-8 Certificates
----------------------

CIBC Oppenheimer Corp.                             $15,300                7.13%
1 Battery Park Plaza
New York, NY 10004

Donaldson, Lufkin and Jenrette Securities
 Corporation                                       $23,925               11.15%
I Pershing Plaza
Jersey City, NJ 07399

Lewco Securities Corp.
34 Exchange Place Plaza                             $22,000              10.25%
4th Floor
Jersey City, NJ 07311-3988

Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place                                   $74,600              34.76%
Corporate Park 287
Piscataway, NJ 08855

Nationsbank Montgomery Securities LLC/Equities
600 Montgomery Street - 4th Floor
San Francisco,CA 94111                              $11,950               5.57%

State Street Bank and Trust Company
Global Corp Action Dept JAB5W
P.P. Box 1631                                       $35,000              16.31%
Boston, MA  02105-1631

Class A-9 Certificates
----------------------

State Street Bank and Trust Company                 $12,000               7.00%
Global Corp Action Dept JAB5W
P.P Box 1631
Boston, MA 02105-1631

Chase Manhattan Bank                               $159,344              93.00%
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

Class B Certificates

Boston Safe Deposit and Trust Company                $6,921              11.98%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                                $19,762              34.19%
4 New York Plaza
13th Floor
New York, NY 10004

The Northern Trust Company                          $20,000              34.60%
801 S.Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company                 $11,117              19.23%
Global Corp. Action Dept JA5W
P.P. Box 1631
Boston, MA 02105-1631

Class A-10IO
------------

Northern Trust Company                             $191,139                100%
801 S. Canal C-IN
Chicago, IL 60607

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 - Certain Relationships and Related Transactions

         None

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

               Not applicable.

     2.   Financial Statement Schedules:

               Not applicable.

     3.   Exhibits:

            Exhibit No.                 Description
            -----------                 -----------

               99.1      Statement of Compliance of the Servicer.

               99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

               99.3      Annual compilation of Monthly Trustee's Statement.

b)       Reports on Form 8-K.

10 reports on Form 8-K has been filed by the Issuer during the period covered by this report.

Date of Report on Form 8-K           Items Reported/Financial
                                     Statements Filed

April 15, 1998                       Trustee's Monthly Report for the March
                                     Monthly Period.

May 15, 1998                         Trustee's Monthly Report for the April
                                     Monthly Period.

June 15, 1998                        Trustee's Monthly Report for the May
                                     Monthly Period.

July 15, 1998                        Trustee's Monthly Report for the June
                                     Monthly Period.

August 15, 1998                      Trustee's Monthly Report for the July
                                     Monthly Period.

September 15, 1998                   Trustee's Monthly Report for the August
                                     Monthly Period.

October 15, 1998                     Trustee's Monthly Report for the September
                                     Monthly  Period.

November 15, 1998                    Trustee's Monthly Report for the October
                                     Monthly Period.

December 15, 1998                    Trustee's Monthly Report for the November
                                     Monthly Period.

January 15, 1999                     Trustee's Monthly Report for the December
                                     Monthly Period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By: CONTISECURITIES ASSET FUNDING CORP.,
                                       AS DEPOSITOR


                                   By: /s/ Peter  Abeles
                                       --------------------------------------
                                   Name:  Peter Abeles
                                   Title: President


                                   By: /s/ Robert Riedl
                                       --------------------------------------
                                   Name:  Robert Riedl
                                   Title: Vice President, Secretary & Treasurer

Date:  March 31, 1999

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


      Exhibit No.                      Description
        99.1            Statement of Compliance of the Servicer.

        99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

        99.3            Annual compilation of Monthly Trustee's Statement.